Form 10-K
period 1996-12-31
STRUCTURED ASSETS SECURITIES CORP SER 1995-1
filed 1997-03-11
CIK 1019783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)
[ x  ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of       1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1996

                                       or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act          of     1934 [Fee Required]
For the transition period from           to
Commission file Number 33-48771

STRUCTURED ASSET SECURITIES CORPORATION, SERIES 1995-1
(Exact name of registrant as specified in its charter)

              Delaware                             74-2440850
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.

C/O The First National Bank of Chicago,
Corporate Trust Services Division- 9th Floor 1 N. State Street, Chicago, IL 60670-0126
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:       (312) 407-1902
           Securities registered pursuant to Section 12(g) of the Act:
STRUCTURED ASSET SECURITIES CORPORATION, MORTGAGE PASS-
THROUGH CERTIFICATES, SERIES 1995-1 CLASS A, CLASS B AND
CLASS R
               (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   x  Yes           No
                      DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

       FORMS 8-K DATED  JANUARY 25,1996; FEBRUARY 26, 1996;
       MARCH 25, 1996; APRIL 25, 1996; MAY 28,1996; JUNE 25, 1996;
       JULY 25, 1996;  AUGUST 26, 1996;  SEPTEMBER 25, 1996;
       OCTOBER 25, 1996;  NOVEMBER 25, 1996;  DECEMBER 26, 1996

 PART I

Item 3. Legal Proceedings
       There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security Holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters
       1. Number of Certificateholders of record as of the end of the reporting year:
               There were three Certificateholders of record as of the end of the reporting year. They are:

                      Class A:      Cede & Co.
                      Class B:      Allied Bank, F.S.B
                      Class R:      Lehman Goverment Securities, Inc.

       2.      Principal market in which the Certificates are traded:
               The Certificates are not traded on any public market.

       3.      Aggregate Principal and Interest distributed on the certificates:

               For the period commencing January 1, 1996 and ending December 31, 1996, the following amounts were distributed to the Certificateholders:

               Principal            Interest
               $13,773,092.55       $4,666,173.36


Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial      Disclosures:  Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
       FOR THE PERIOD ENDING DECEMBER 31, 1996
       Date              Principal               Interest
       01/25/96         $1,186,766.51            $425,876.21
       02/26/96         $1,667,790.84            $419,692.62
       03/25/96         $2,049,060.76            $411,413.96
       04/25/96         $  716,428.17            $406,226.93
       05/28/96         $1,787,743.13            $403,220.56
       06/25/96         $1,438,930.14            $392,218.67
       07/25/96         $  954,723.12            $383,176.29
       08/26/96         $  484,299.33            $376,338.34
       09/26/96         $1,179,857.81            $373,875.65
       10/25/96         $  363,440.29            $364,003.23
       11/25/96         $1,101,026.55            $358,620.80
       12/26/96         $  843,025.90            $351,510.10
                        $13,773,092.55           $4,666,173.36
                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)

By (Signature and Title)

   (Printed Name, Title)

Date

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)  / s/ Barbara Grosse, Assistant Vice President

   (Printed Name, Title) Barbara Grosse, Assistant Vice President

Date  March 5, 1997