Form 10-K
period 1997-12-31
STRUCTURED ASSETS SECURITIES CORP SER 1995-1
filed 1998-03-27
CIK 1019783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)
[ x  ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of       1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1997

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

       FORMS 8-K DATED  JANUARY 27,1997; FEBRUARY 25, 1997;
       MARCH 25, 1997; APRIL 25, 1997; MAY 27,1997; JUNE 25, 1997;
       JULY 25, 1997;  AUGUST 25, 1997;  SEPTEMBER 25, 1997;
       OCTOBER 27, 1997;  NOVEMBER 25, 1997;  DECEMBER 26, 1997

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

       3.      Aggregate Principal and Interest distributed on the certificates:

               For the period commencing January 1, 1997 and ending December 31, 1997, the following amounts were distributed to the Certificateholders:

               Principal            Interest
               $9,385,082.35       $3,872,472.30


Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial      Disclosures:  Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBIT A- DISTRIBUTIONS TO CERTIFICATEHOLDERS FOR THE
PERIOD ENDING DECEMBER 31, 1997

Structured Asset Securities Corporation Series 1995-1
Summary of Principal and Interest Distributions

Date         Principal           Interest
01/27/97     $1,547,904.71       $346,270.17
02/25/97     541,105.68          337,005.02
03/25/97     332,644.69          333,684.82
04/25/97     1,621,104.16        331,801.80
05/27/97     267,366.45          324,176.64
06/25/97     846,299.47          322,604.62
07/25/97     54,117.60           317,390.76
08/25/97     645,977.31          316,896.77
09/25/97     408,922.34          314,685.04
10/27/97     624,097.08          313,175.36
11/25/97     700,124.61          309,484.82
12/26/97     1,795,418.25        305,296.48

Total        $9,385,082.35       $3,872,472.30

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

Date  March 25, 1998